Form 10-K
GS Mortgage Securities Trust 2014-GC22
filed 2015-03-30
CIK 1607865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity:  333-191331-04

Central Index Key Number of the issuing entity:  0001607865

GS Mortgage Securities Trust 2014-GC22

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:? 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3932228 38-3932229 38-3932238 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:  (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Selig Portfolio Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Selig Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Selig Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Newcastle Senior Housing Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Newcastle Senior Housing Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  A pari passu portion of the loan combination was securitized in the CGCMT 2014-GC19 Mortgage Trust transaction, Commission File Number 333-189017-03 (the “CGCMT 2014-GC19 Transaction”).  This loan combination, including the Newcastle Senior Housing Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Maine Mall Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date.  The Maine Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Maine Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  The other pari passu portion of the loan combination was securitized in the CGCMT 2014-GC21 Mortgage Trust transaction, Commission File Number 333-189017-04 (the “CGCMT 2014-GC21 Transaction”).  This loan combination, including the Maine Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association (“Wells Fargo”) is the master servicer and certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement, as well as the primary servicer for the Newcastle Senior Housing Portfolio Mortgage Loan and the Maine Mall Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date.  Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans.  The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association (“U.S. Bank”) is the certificate administrator for the Newcastle Senior Housing Portfolio Mortgage Loan and the Maine Mall Mortgage Loan.  Thus, U.S. Bank is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

U.S. Bank is the trustee and custodian for the Newcastle Senior Housing Portfolio Mortgage Loan and the Maine Mall Mortgage Loan. Thus, U.S. Bank, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Newcastle Senior Housing Portfolio Mortgage Loan  and the Maine Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets - Financial Information.

The Maine Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.  In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,684,038.00 for the twelve-month period ended December 31, 2014.

The Selig Portfolio Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.  In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $12,036,240.00 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments - Financial Information.

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, and  Wells Fargo Bank, N.A., as certificate administrator:

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts.  On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action").  An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action.  On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action).  The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts.  DBTCA is vigorously defending the SDNY Action.  DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2014-GC19 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Maine Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2014-GC21 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates).  The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM.  During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements.  The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time.  CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#	Securitization	Number of loans impacted
1	BACM 2006-3	1
2	BACM 2008-1	3
3	CD 2007-CD4	5
4	CGCMT 2007-C6	4
5	GSMS 2012-GCJ7	1
6	]PMC 2006-CIBC17	3
7	JPMC 2006-LDP9	3
8	]PMC 2007-LDP11	2
9	]PMCC 2006-CIBC14	1
10	JPMCC 2008-C2	1
11	MLCFC 2006-1	1
12	MLCFC 2007-5	2
13	MLCFC 2007-6	1
14	MLMT 2006-C1	1
15	WBCMT 2006-C25	1
16	WBCMT 2006-C26	2
17	WBCMT 2006-C28	2
Total		34

Remediation:

In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of March 1, 2014, among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 in connection with the CGCMT 2014-GC19 transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of May 1, 2014, among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 in connection with the CGCMT 2014-GC21 transaction and incorporated by reference herein)

10.1         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant?s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.2         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.3         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.4         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

31.           Rule 15(d)-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Deutsche Bank Trust Company Americas, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 33.1)
33.10 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 33.2)
33.11 Deutsche Bank Trust Company Americas, as Trustee for the Selig Portfolio Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian for the Selig Portfolio Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Operating Advisor for the Selig Portfolio Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)
33.18 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)
33.20 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.8)
33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan (see Exhibit 33.1)
33.22 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
33.23 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Maine Mall Mortgage Loan (see Exhibit 33.18)
33.24 Park Bridge Lender Services LLC, as Operating Advisor for the Maine Mall Mortgage Loan
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 33.7)
33.26 National Tax Search, LLC, as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Deutsche Bank Trust Company Americas, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 34.1)
34.10 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 34.2)
34.11 Deutsche Bank Trust Company Americas, as Trustee for the Selig Portfolio Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian for the Selig Portfolio Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Operating Advisor for the Selig Portfolio Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)
34.18 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)
34.20 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.8)
34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan (see Exhibit 34.1)
34.22 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
34.23 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Maine Mall Mortgage Loan (see Exhibit 34.18)
34.24 Park Bridge Lender Services LLC, as Operating Advisor for the Maine Mall Mortgage Loan
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 34.7)
34.26 National Tax Search, LLC, as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.8 U.S. Bank National Association, as Certificate Administrator for the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan
35.10 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
35.11 U.S. Bank National Association, as Certificate Administrator for the Maine Mall Mortgage Loan

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter

Name: J. Theodore Borter, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of March 1, 2014, among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 in connection with the CGCMT 2014-GC19 transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of May 1, 2014, among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 in connection with the CGCMT 2014-GC21 transaction and incorporated by reference herein)

10.1         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.2         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.3         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

10.4         Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated by reference herein)

31.           Rule 15(d)-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Deutsche Bank Trust Company Americas, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 33.1)
33.10 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 33.2)
33.11 Deutsche Bank Trust Company Americas, as Trustee for the Selig Portfolio Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian for the Selig Portfolio Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Operating Advisor for the Selig Portfolio Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)
33.18 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)
33.20 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.8)
33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan (see Exhibit 33.1)
33.22 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
33.23 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Maine Mall Mortgage Loan (see Exhibit 33.18)
33.24 Park Bridge Lender Services LLC, as Operating Advisor for the Maine Mall Mortgage Loan
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 33.7)
33.26 National Tax Search, LLC, as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Deutsche Bank Trust Company Americas, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 34.1)
34.10 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 34.2)
34.11 Deutsche Bank Trust Company Americas, as Trustee for the Selig Portfolio Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian for the Selig Portfolio Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Operating Advisor for the Selig Portfolio Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant for the Selig Portfolio Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)
34.18 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)
34.20 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.8)
34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan (see Exhibit 34.1)
34.22 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
34.23 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Maine Mall Mortgage Loan (see Exhibit 34.18)
34.24 Park Bridge Lender Services LLC, as Operating Advisor for the Maine Mall Mortgage Loan
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 34.7)
34.26 National Tax Search, LLC, as Servicing Function Participant for the Maine Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer for the Selig Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Selig Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.8 U.S. Bank National Association, as Certificate Administrator for the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Maine Mall Mortgage Loan
35.10 LNR Partners, LLC, as Special Servicer for the Maine Mall Mortgage Loan
35.11 U.S. Bank National Association, as Certificate Administrator for the Maine Mall Mortgage Loan