Form 10-K
GS Mortgage Securities Trust 2014-GC22
filed 2016-03-24
CIK 1607865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity: 333-191331-04

Central Index Key Number of the issuing entity: 0001607865

GS Mortgage Securities Trust 2014-GC22

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

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

c/o Wells Fargo Bank, National Association

as Certificate Administrator

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

   Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

   Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

   Not applicable.

EXPLANATORY NOTES

The Selig Portfolio Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Selig Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Selig Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of the loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date. The Newcastle Senior Housing Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Newcastle Senior Housing Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2014-GC19 transaction, Commission File Number 333-189017-03 (the “CGCMT 2014-GC19 Transaction”). This loan combination, including the Newcastle Senior Housing Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Maine Mall Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date. The Maine Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Maine Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2014-GC21 transaction, Commission File Number 333-189017-04 (the “CGCMT 2014-GC21 Transaction”). This loan combination, including the Maine Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Maine Mall Mortgage Loan and the Newcastle Senior Housing Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association is the certificate administrator of the Maine Mall Mortgage Loan and the Newcastle Senior Housing Portfolio Mortgage Loan. As a result, U.S. Bank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by U.S. Bank National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association is the trustee and custodian of the Maine Mall Mortgage Loan and the Newcastle Senior Housing Portfolio Mortgage Loan. As a result, U.S. Bank National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank National Association in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  The trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii).  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii), and each such party included Item 1122(d)(2)(iii) in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Maine Mall Mortgage Loan and the primary servicer of the Newcastle Senior Housing Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Maine Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,555,280.00 for the twelve- month period ended December 31, 2015.

The Selig Portfolio Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,462,691.00 for the twelve- month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and U.S. Bank National Association, as trustee, certificate administrator and custodian:

On December 17, 2015, U.S. Bank National Association, the trustee under five (5) pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (“Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCapital Asset Management LLC (“CWCAM”) in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the “Property”) securing loans held by those trusts.  CWCAM was the special servicer of the Property. The petition requests the court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing, and forum non conveniens.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on CWCAM. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”)  in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2014-GC19 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Maine Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2014-GC21 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.1)
33.9 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)
33.16 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.6)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 33.1)
33.20 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
33.21 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 33.16)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.6)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.1)
34.9 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)
34.16 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.6)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 34.1)
34.20 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
34.21 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 34.16)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.6)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan
35.8 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan
35.10 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
35.11 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan

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

GS Mortgage Securities Corporation II

(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of June 1, 2014, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.1)
33.9 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)
33.16 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.6)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 33.1)
33.20 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
33.21 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 33.16)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.6)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.1)
34.9 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)
34.16 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.6)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 34.1)
34.20 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
34.21 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 34.16)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.6)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan
35.8 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan
35.10 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan
35.11 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan