Form 10-K
period 2016-12-31
GS Mortgage Securities Trust 2014-GC22
filed 2017-03-27
CIK 1607865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Central Index Key Number of the sponsor: 0001682511

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                            Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /  Yes / /  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Selig Portfolio Mortgage Loan, which constituted approximately 10.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Selig Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Selig Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Newcastle Senior Housing Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Newcastle Senior Housing Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2014-GC19 transaction, Commission File Number 333-189017-03 (the “CGCMT 2014-GC19 Transaction”). This loan combination, including the Newcastle Senior Housing Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Maine Mall Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date.  The Maine Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Maine Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2014-GC21 transaction, Commission File Number 333-189017-04 (the “CGCMT 2014-GC21 Transaction”). This loan combination, including the Maine Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2014-GC21 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Deutsche Bank Trust Company Americas acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Maine Mall Mortgage Loan and the Newcastle Senior Housing Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Newcastle Senior Housing Portfolio Mortgage Loan , (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Newcastle Senior Housing Portfolio Mortgage Loan and Situs Holdings, LLC as operating advisor of the Newcastle Senior Housing Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Newcastle Senior Housing Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Maine Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,574,656.00 for the twelve- month period ended December 31, 2016.

The Selig Portfolio Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,529,460.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC , as special servicer, Deutsche Bank Trust Company Americas,  as trustee and Wells Fargo Bank, National Association, as certificate administrator and custodian.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

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

33.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.1)

33.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.2)

33.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 33.5)

33.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan

33.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.8)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 33.1)

33.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

33.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 33.19)

33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.7)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 CWCapital Asset Management LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.1)

34.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.2)

34.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 34.5)

34.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan

34.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.8)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 34.1)

34.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

34.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 34.19)

34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.7)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.8)

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

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.1)

35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.9 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan

35.11 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

35.12 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan

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
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 24, 2014 under Commission File No. 333-191331-04 and incorporated by reference herein).

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

33.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.1)

33.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 33.2)

33.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 33.5)

33.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.1)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan

33.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.7)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 33.8)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 33.1)

33.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

33.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 33.19)

33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.7)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 CWCapital Asset Management LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.1)

34.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 34.2)

34.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (see Exhibit 34.5)

34.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.1)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan

34.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.7)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (see Exhibit 34.8)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (see Exhibit 34.1)

34.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

34.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (see Exhibit 34.19)

34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.7)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (see Exhibit 34.8)

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

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.1)

35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.9 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan

35.11 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan

35.12 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan