Form 10-K/A
period 2016-12-31
GS Mortgage Securities Trust 2014-GC22
filed 2017-03-30
CIK 1607865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the “Original 10-K”) is to correct the most recent unaudited net operating income of the significant obligor for the Maine Mall Mortgage Loan filed under Additional Disclosure Items For Regulation AB in Item 1112(b) of Regulation AB – Significant Obligor Financial Information in the Original 10-K.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Maine Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 24, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,766,907.00 for the twelve- month period ended December 31, 2016.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.6 Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.6 Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.9 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.11 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.12 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 29, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.6 Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

33.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.3 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.6 Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.10 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.11 Deutsche Bank Trust Company Americas, as Trustee of the Selig Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Custodian of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.14 Pentalpha Surveillance LLC, as Operating Advisor of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Selig Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.19 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.20 Situs Holdings, LLC, as Operating Advisor of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.24 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.25 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Maine Mall Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Maine Mall Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

34.28 National Tax Search, LLC, as Servicing Function Participant of the Maine Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.2 CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.5 CWCapital Asset Management LLC, as Special Servicer of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Selig Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Newcastle Senior Housing Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.9 U.S. Bank National Association, as Certificate Administrator of the Newcastle Senior Housing Portfolio Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.11 LNR Partners, LLC, as Special Servicer of the Maine Mall Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)

35.12 U.S. Bank National Association, as Certificate Administrator of the Maine Mall Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-191331-04 and incorporated by reference herein)